Form 10KSB
period 1995-12-31
IMAGEX SERVICES INC
filed 1996-06-05
CIK 927798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1995     Commission file number 33-82180

                              IMAGEX SERVICES, INC.
                  (Name of issuer as specified in its charter)

         NEVADA                                      93-0933399
(State or other jurisdiction of            (I.R.S. Employer identification
incorporation or organization)                           Number)

80 WOLF ROAD, SUITE 503
ALBANY, NEW YORK                12205           (518) 438-3529
(Address of principal         (Zip Code)   (Registrant's telephone number)
 executive offices)
                                              Name of Each Exchange
         Title of Each Class                   on which Registered
         -------------------                   -------------------
                  NONE                               NONE

Securities registered pursuant to Section 12(g) of the Act:

         Title of Class
         --------------
                  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrants revenues for its most recent fiscal year were $ 205,498

As of April 30, 1996 the aggregate market value of the voting stock held by nonaffiliates of the Issuer was approximately $ 4,142,555 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board system.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class                                        Outstanding as of April 30,1996
- -----                                        -------------------------------
Common Stock, $.001 par value                   12,969,468 Common Shares

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 1

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 2

                                     PART I
ITEM 1.      DESCRIPTION OF BUSINESS

         (A)      BUSINESS DEVELOPMENT

         Imagex , Services, Inc. ("Imagex" or the "Company") was incorporated under the laws of the State of Nevada on July 23, 1986 as Balloonies, Inc. ("BI"). BI acquired its present operating subsidiary, Unicare Services Inc., in a reverse acquisition on June 28, 1993 and BI changed its name to Imagex Services, Inc. upon such acquisition. Unicare was formed to begin the present medical diagnostic service business of the Company and had no material pre-acquisition activities. Imagex' wholly owned subsidiaries, Unicare Services Inc. and Rome Magnetic Associates, Inc. which conduct business as Unicare and Rome, are herein referred to as "Unicare and Rome"; Imagex, Unicare and Rome are herein referred to individually or collectively as the "Company". Unicare and Rome were incorporated under the laws of the State of New York on April 16, 1993 and August 3, 1993, respectively.

OPERATIONS

         The Company provides medical diagnostic services to patients through contracting physicians, health maintenance organizations, preferred provider organizations, trade unions, physician groups, clinics, as well as other forms of group health plan providers (individually or collectively "Group Plans"). The Company enters into agreements with local Group Plans for the development and operation of individual medical diagnostic centers ("Centers") in specific geographical areas; currently the Company is negotiating with several Group Plans for the development and operation of Centers in New York State and the Carolinas.

         The Centers are designed to provide diagnostic services at reduced cost for the insured member patients. Prices are generally below the existing respective regional market prices for similar diagnostic services offered by others.

         The Company's operations had been severely limited due to the effect of a judgment obtained by General Electric Company against the Company. The Company and General Electric negotiated a settlement whereby the Company returned the
1.5 Vectra Tesla MRI unit for the Slocum Dixon site and received a $700,000 credit against the judgment and agreed to pay the balance of $700,000 over a 2-year period which sum the Company's president has personally guaranteed and the Company provided to General Electric a mortgage on the Greenville Center. The Judgment against the Company was vacated in April, 1996. The Company has retained the Rome MRI unit and shall continue to meet its monthly obligations under the lease for the 0.5 Tesla MRI unit located at Rome pursuant to the settlement.

ADMINISTRATION OF GROUP PLAN CENTERS

         In the event the Company terminates any Group Plan agreements for specific defaults, the Company is expected to generally retain the right to contract with other Group Plans to utilize the Centers. The Company is dependent upon maintaining and developing affiliations with Group Plans for referrals. The Company is dependent upon a continuing public need for the services offered by the Medical Diagnostic Centers in the locations as situated, proposed or to be proposed.

         The Company does and will concentrate its efforts on development, operation and administration of the Company Centers. Continued research on methods to improve operations, services, and equipment packages are anticipated to be accomplished through monitoring of existing operations.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 3
         (1)      Services
                  --------
         The Company devotes its principal resources to developing, operating and administering the use of its equipment in Centers which provide medical diagnostic services for outpatients through practicing radiologists contracting for the use of the Company's imaging equipment. The Company contracts with and supports the medical practices of attending radiologist-physicians who operate medical practices at the Centers. The Company provides equipment and facilities and derives revenue from the use of its equipment and facilities. The type and quantity of medical examinations performed by the radiologist-physicians results in the equipment and facilities usage fees derived by the Company. The Company provides administrative support to the physician-radiologists, as necessary, but the Company has no authority to direct the conduct or operation of the physician-radiologists' practices. There are currently two Centers in operation, with a number in the planning and development stage. Centers are usually constructed or rehabilitated and operated to provide a full complement of diagnostic services for a particular institutional client or a particular physician group.

         Marketing and Promotion
         -----------------------
         The Company relies primarily upon its staff's efforts in promoting the Centers to physicians located within the geographical service range of the Center and upon its president and its marketing consultant to develop Centers to service potential Group Plans. The Company also relies upon the efforts of the contracting radiologist-physicians, and, in the case of the Rome Center, the efforts of the Rome Hospital to build its patient base referrals to promote and market the Company's local Center; the Company generally also relies upon referrals from unaffiliated physicians located within the geographical service range of the Center. The patients are referred by physician groups or Group Plans with which the Company has a service contract; the referrals are made directly to the radiologists with whom the Company has a contract for services and use of the Center equipment. Other referrals are attributed to unaffiliated physicians located within the geographical service range of the Center.

         Currently, the Company has a long term agreement for the services of two radiologists to read the MRI produced films for the Rome Center.

         Medical Diagnostic Services
         ---------------------------
         The following  "diagnostic services" are proposed to be offered at most
Centers:

MAGNETIC RESONANCE IMAGING ("MRI") is a technology utilizing a magnetic field, which is generated by either superconductive or permanent magnets (0.35 Tesla measurement level permanently induced) that produce energy in the radio frequency range. The resultant waves are processed through a computer to produce cross-sectional images of the internal human anatomy for clinical review of soft tissue.

MAMMOGRAPHY is an anatomical view of breast anatomy to determine the physical state of the breast and surrounding wall and/or glandular areas. These studies are done using a new method, called "screened x-ray", which can reduce the radiation levels by up to 50%. This examination is used in the detection of breast cancer.

ULTRASOUND uses high level ultrasonic waves that are beamed into the body, and the level of the wave form is measured on the return echo. The strength of the echo is computerized into 256 levels of gray to effect a pictorial representation of the area under review.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4

CAT SCANNING ("CT"), technically referred to as Computerized Axial Tomography Scanning, is a diagnostic imaging technology utilizing x-ray coupled to a computer to produce cross-sectional images of the internal human anatomy.

X-RAY is based upon the ability of energy waves to penetrate human tissue and to be detected by either photographic film or electronic devices for the presentation of an image of the internal human anatomy for the purpose of determining the functional or physiological state of the particular portion of the anatomy being imaged. Two different kinds of energy waves are associated with this method of imaging, x-ray and gamma.


Company Operated Centers
- ------------------------
         Each Center provides diagnostic services for medical patients. Each patient's referring physician receives a report as to the diagnostic services performed and the results of the tests, and additionally, preventative maintenance steps may be identified. Each Center is or is expected to be capable of internally completing the diagnostic testing specified herein.

ROME, NEW YORK CENTER

         The Company entered into a marketing and administrative agreement in May, 1993 with the Rome Hospital and Murphy Memorial Hospital (collectively "Rome Hospital") for one Center in Rome, New York (the "Rome Center"). The Agreement was for a term of five years; however, the Rome Hospital was able to terminate the Agreement annually, provided the Rome Hospital retained the status of a part of the municipality. The Agreement was, in effect, terminated during 1995.

         The Company has contracted with a radiology group whereby the group provides the radiological services and bills patients and pays the Company a fee for each procedure.

         The Rome Center provides diagnostic services utilizing magnetic resonance imaging technology. The 0.5 Tesla MRI at the Center had been subject to a judgment in favor of General Electric Company; the Company settled the General Electric matter (see item 3), and continues its monthly obligations under the lease for the 0.5 Tesla MRI unit located at Rome pursuant to the settlement.

GREENVILLE, NEW YORK CENTER

         The Company opened a 9,600 square foot Center in Greenville, New York (the "Greenville Center") in 1995. The Greenville Center limits its services to providing x-ray, ultrasound and mammography diagnostic services. It is anticipated that Greenville will offer MRI and CT in the fourth quarter of 1996. It provides the rural county populace with a comprehensive multi-modality imaging center. Located at the same site will be an independent full-service general medical practice and turnkey offices for satellite specialty practices to provide direct patient referrals. The Company believes this market has the potential to support a Center to service the population base. The equipment manufacturers have agreed in principal to install the equipment on a lease-financed basis. This Center was designed and constructed by the third party developer/landlord pursuant to specifications provided by the Company.

DOMESTIC OPPORTUNITIES

         The Company's most active growth currently rests in the northeast corridor and New York State. The Company continues to seek acquisition opportunities and several negotiations are underway to establish Centers in

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5

Upstate New York communities in Queensbury, Plattsburgh, Glens Falls, and Gloversville, which will serve a number of surrounding rural communities.

         The Company has signed an agreement with Silk Road Health Care Corporation to jointly develop a network of ten (10) diagnostic imaging centers throughout North Carolina and South Carolina. Once funding is approved by Silk Road Investment Co. Ltd., an investment company will be organized by Silk Road Health Care to fund such projects. There is no set opening day for the start of this project. Each Center planned with Silk Road will offer a full range of diagnostic imaging procedures, including MRI through mobile units and sharing of equipment, with an emphasis on women's health care.

INTERNATIONAL OPPORTUNITIES

         The Company is planning to develop three Centers in Bolivia; these Centers are expected to pioneer one of the first MRI diagnostic services to the South American country of Bolivia. Centers are currently being planned in Los Pas (the country's capital), Santa Cruz and Cochabamba.

TELERADIOLOGY

         Through a teleradiology venture the Company shall provide electronic linkup through American Telemedicine International to all of its Centers, both in the United States and abroad, having the diagnostic images read via teleradiology directly at Massachusetts General Hospital under the auspices of the Company's consulting radiologist-physician and Harvard Medical School professor, Dr. Kenneth Davis.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6

                                  MEDICAL DIAGNOSTIC SERVICES
Centers                     MRI       Mammography       Ultrasound    CT        X-Ray
- -------                     ---       -----------       ----------    --        -----
Rome, New York                !(1)         (!)             (!)           X        (!)

Greenville, New York          (!)(1)       !               !            (!)       !

Proposed Centers                        (Proposed Services)
- ----------------
Plattsburgh, New York         (!)          (!)             (!)          (!)       (!)

Glens Falls, New York         (!)          (!)             (!)          (!)       (!)

Johnstown, New York           (!)          (!)             (!)          (!)       (!)

Schoharie, New York            X           (!)             (!)           X        (!)

North Carolina                (!)          (!)             (!)          (!)       (!)

South Carolina                (!)          (!)             (!)          (!)       (!)

Bolivia, South America        (!)          (!)             (!)          (!)       (!)

                   !   =   Installed
                   X   =   Not Available
                  (!)  =   Proposed to be Installed

                  (1) See  Item 3 with  respect  to  litigation  and  settlement negotiations affecting the Company's MRI units.

EMPIRE IMAGING

         Empire Imaging Technologies, Ltd., a medical equipment sales, service and supply company, may be acquired pending formal documentation to memorialize the working relationship and transfer of consideration to the Empire Imaging shareholders to legally bind the acquisition. Empire Imaging will principally devote its services and resources to supplying and servicing the Company's Centers. The Centers will also continue to rely upon the equipment manufacturer warranties and service contracts for maintenance and support. Empire is anticipated to reduce costs of miscellaneous supplies and non- warrantied service needs of the Centers through the in-house centralized supply and service system created through the acquisition. The acquisition will not be consummated until the purchase monies have been raised and adequate capital has been raised to fund its operations.

         Per Use Examination Fee
         -----------------------
         The Company's technicians provide diagnostic imaging scans of the referred patients in accordance with the protocols and specifications required by the attending radiologist-physicians. The protocols and specifications for the scan relate to the angle of the scan, the degree that the hydrogen protons are magnetized and the data collection time period. The Company's technician processes the image and delivers the film to the radiologist-physician for review and diagnosis. The radiologist- physician is charged an equipment user fee on the basis of a fee for each diagnostic examination (a "per use fee"); the per use fee includes an additional charge to recover the reimbursement of the estimated PRO RATA overhead costs including financing costs, service, warranty service, parts, tubes, cryogens and property damage insurance coverage paid to the manufacturer through the monthly fixed lease payment.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7
         Installation
         ------------
         The original equipment manufacturer installs the equipment to the required installation specifications such that the services may be accurately performed with the equipment. The manufacturer leases the equipment to the Company on the basis of a fixed monthly rental fee which covers the manufacturer's overhead costs including financing costs, service, warranty service, parts, tubes, cryogens and property damage insurance coverage. The Company, through the manufacturer, is the sole supplier of this package to the Centers. The use of the Equipment package is restricted to only those uses authorized by the Company and the manufacturer.

         Site Selection
         --------------
         Selection of development sites is determined based upon, but not limited to the following considerations: (a) estimated residential or commercial population density, (b) proximity to and interconnection of primary or secondary thoroughfares, (c) estimated number of trade union patients in the territory,
(d) the number of trade unions registered within the territory, and (e) estimated sales forecasts based upon the above considerations. Selected territories for Centers are generally designated in both urban and rural population areas, which either contain too low of a volume of diagnostic service facilities, or in markets with higher than average health care costs.

         (2)      Distribution Methods - Inapplicable.
                  --------------------
         (3)      New Products Status - Inapplicable.
                  -------------------
         (4)      Competition
                  -----------
         The Company has encountered intense competition in the medical diagnostic services business from numerous competitors, almost all of which are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial and other resources, more employees and more extensive facilities than the Company now has or will have in the foreseeable future. Accordingly, such competitors are in a better position to finance operating diagnostic centers and/or offer incentives to management to run and/or supervise the operating diagnostic centers. The Company is not a significant factor in the field in which it is engaged and is at a very serious disadvantage against more established competitors.

         Although the Company believes the diagnostic services are competitive in most circumstances based on convenience, uniqueness of service, cost and efficiency, many of the Company's diagnostic services are offered by competitors, who are larger, longer established and possess substantially greater financial resources and substantially larger administrative, technical and marketing staffs than of the Company.

         The Company encounters direct competition from private medical groups and hospitals. A number of health care entities have indicated an intention to enter or have entered the medical diagnostic services business. Further, the United States Food and Drug Administration ("FDA") is currently investigating ways to reduce health care costs throughout the United States. Implementation of industry, insurance or government strategies or programs to reduce health care costs may have an unduly harsh result on the Company's business.

         (5)      Raw Materials - Inapplicable.
                  -------------

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8

         (6)      Dependence on Single or Few Major Customers
                  -------------------------------------------
         The Company is dependent upon maintaining and developing affiliations with Group Plans for patient referrals. The Company is dependent upon a continuing public need for and use of the services offered by the Centers in the selected locations. The Company is dependent upon the substantial, continuing support of the equipment manufacturers for the development and implementation of operations at each new Center.

         (7)      Patents, Trademarks, Licenses, Franchises and Concessions
                  ---------------------------------------------------------
         The Company believes that its registered U.S. service mark "Imagex ," is of material importance to its business. The Company has consented to a Los Angeles, California company to use the mark "Imagix" with respect to their private labeling of mammolabels; the U.S. Trademark Office has unofficially approved the consent. The Company does not anticipate any trade difficulties to arise due to such consent, and does not anticipate consenting to any other organization utilizing a similar derivation of its mark.

         (8)      Governmental Approval
                  ---------------------
         The Equipment manufacturer files all required state and federal reports relating to the manufacturer's installation activities. The Company is responsible for obtaining all local site approvals and site planning approvals for the Equipment installation in strict accordance with the manufacturer's site planning specifications, and for mobile Equipment the Company also obtains site approval within the specifications of the trailer manufacturer. The Company provides all architectural or seismic preparations, calculations or submittals for local and state approval as required.

         (9)      Effect of Governmental Regulations
                  ----------------------------------
         The Company is subject to, and devotes substantial efforts to its compliance with, a variety of federal and state laws governing medical diagnostic service practices. State laws and regulations vary from state to state and impose some restrictions. The regulations may also require the licensing of the Centers and personnel. The Company seeks in good faith to comply with regulatory requirements. Given the scope of the Company's business, however, and the nature of medical health care regulation, compliance problems could be encountered from time to time. A significant modification of health care laws could significantly increase the cost of operation of the Medical Diagnostic Centers.

         SELF-REFERRAL REGULATIONS. As no physicians have, will have or be permitted to have an ownership interest in the Company's Centers, no future impact on Company operations is anticipated because of state and federal physician self-referral laws and other restrictions on physicians' interests in medical diagnostic centers. The radiologists-physicians, under contract with the Company to provide the medical diagnostic services through the radiologists-physicians' use of the equipment at the Centers, own their medical practices independent of the Company. Equipment use fees charged by the Company arise due to the use of the equipment separate from the medical fees charged by the independent radiologist-physicians.

         ANTI-KICKBACK LAW. The Company seeks to comply with federal anti-kickback provisions prohibiting the inducement or referrals of Medicare and Medicaid patients. However, given the scope of these provisions and their lack of specificity, compliance problems could be encountered. A compliance problem in this area could have a negative impact on the Company's business.

         (10)     Research  and  Development  - The Company  presently  does not
                  --------------------------
                  devote any significant resources to research and development beyond that currently conducted for marketing and expansion purposes.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9

 (11)     Effect of Environmental Laws - Inapplicable.
                  ----------------------------
         (12)     Employees - At December 31, 1995, the Company had 7 salaried
                  ---------
                  employees and no employees compensated on an hourly basis.


ITEM 2.      PROPERTIES

         (a) The Company presently maintains its executive office at 80 Wolf Road, Suite 503, Albany, New York 12205, consisting of approximately 5,000 square feet at a monthly rental at or about market rates.

         The Company maintains its Rome Center at 8218 Turin Road, Rome, New York, 13440 at a monthly rental fee at or about market rate. The Company has a third-party lease for the Rome Center. The Rome lease is for 3 years expiring in 1996 for 1,008 square feet with an annual rental of $25,680.

         The Company has completed purchase and construction of its Center in Greenville, New York. The Company owns the diagnostic imaging portion of the
Greenville facility consisting of 2,000 square feet which houses the administrative and diagnostic imaging platforms. Construction of the second stage of the facility will be completed in 1996. The second stage of the Greenville facility consists of 8,000 square feet to house independent primary care and pharmacy businesses to be subleased from the Company to independent parties. The third stage of the Greenville facility will be rented from a thrid party and will have a monthly lease expense of $16,720 for a five year period beginning January 1, 1996 with an option to renew.

         The Company is negotiating for leases for the other anticipated Centers, but as of yet, no agreements have been entered into.

ITEM 3.      LEGAL PROCEEDINGS

LITIGATION WITH - GENERAL ELECTRIC COMPANY - On March 17, 1995 General Electric Company (General Electric) filed suit against the Company in the Supreme Court of the State of New York in the County of Nassau; Index no. 95-007721. The suit alleged the Company defaulted on its leases of MRI imaging machines and demanded payment in full, approximately $1.5 million. A Stipulated Settlement of $1.3 million was reached on April 28, 1995. The Company is currently in monetary default under the terms of the Settlement, which obligation the Company's president has personally guaranteed. On September 13, 1995 General Electric obtained a money judgment in the amount of $3,699,341.10 and an order allowing General Electric to repossess the leased 1.5 Vectra/Tesla MRI located at the Slocum-Dixon Center and the leased 0.5 Tesla MRI located at the Rome Center.

         The Company's operations had been severely limited due to the effect of the judgment obtained by General Electric against the Company. The Company and General Electric negotiated a settlement whereby the Company returned the 1.5 Vectra Tesla MRI unit for the Slocum Dixon site and received a $700,000 credit against the judgment and agreed to pay the balance of $700,000 over a 2- year period which sum the Company's president has personally guaranteed and the Company provided to General Electric a mortgage on the Greenville Center. The judgment against the Company was vacated in April, 1996. The Company has retained the Rome MRI unit and shall continue to meet its monthly obligations under the lease for the 0.5 Tesla MRI unit located at Rome pursuant to the settlement.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 10


Litigation with - Center Green, Inc. - On May 10, 1995, Center Green, Inc. filed a complaint against the Company in the Supreme court of the State of New York in the county of Oneida. The complaint alleges that the Company breached a building lease agreement and seeks specific performance under the lease, or in the alternative, back rent and legal costs. The Company denies such claims and believes it has no obligations thereunder.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to the stockholders for a vote in fiscal year 1995.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 11

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is quoted and traded in the over-the-counter market on the NASDAQ Bulletin Board under the symbol "IMXS". The following table indicates high and low bid and asked quotations for the Company's common stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc. ("NQB"). The prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions. The prices are not adjusted on a comparative basis to reflect stock dividends occurring in the reported periods. The Company's June 28, 1993 stock split was accounted for in NQB's report.

                                   Bid Prices                 Asked Prices
                                   ----------                 ------------
Quarter Ended                   High          Low         High          Low
- -------------                   -------------------       -------------------

1992-1993
- ---------
July 1, 1992 through         Not Available                      Not Available
September 20, 1993
September 30, 1993              2 1/2        2 1/4        3 1/4        2 2/3
December 31, 1993               2 1/2        1 1/4        3 1/2        2 3/4

1994
- ----
March 31, 1994                  2 3/4        2            3 3/4        2 3/4
June 30, 1994                   3            2            3 3/4        3
September 30, 1994              5 1/8        2 1/4        5 1/2        3 1/4
December 30, 1994               5 1/2        5            6            5 1/2

1995
- ----
March 31, 1995                  6            5 1/4        6 3/4        5 3/4
June 30, 1995                   6 3/4        5 3/4        7 1/4        6 1/2
September 30, 1995              7 1/4        4 1/4        7 1/2        6 1/2
December 30, 1995               5 1/4          1/8        6 1/2          7/8

1996
- ----
March 31, 1996                  31/32         1/16       1 1/16         3/8

         Although a public trading market for the common stock of the Company has developed, it is on the NASDAQ Bulletin Board System and not on an established trading exchange; thus trading may be limited.

         (b) At December 31, 1995, the number of holders of the Company's common stock was one hundred ninety-one (191), based upon the number of record holders.

         (c) The Company has not paid any dividends on the common stock since inception and does not expect to pay any dividends in the foreseeable future. Therefore, except to the extent dividends must be declared and paid on preferred stock, none of which is outstanding, it is unlikely that any dividends will be declared by the Company in the foreseeable future. Dividends on the common stock may not be paid if the Company is in arrears in the payment of dividends on its preferred stock.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

         Year Ending December 31, 1995
         -----------------------------
         The Company incurred a loss of $2,045,125 for the year ended December 31, 1995 on two medical diagnostic service centers which have been owned and operated since 1993. The loss is primarily attributable to a substantial reduction in the usage of the Company's equipment due to fewer patients seeking diagnostic services at the Company's centers as well as delays in opening the Company's newest center in Greenville, New York. The Company intends to provide diagnostic services that are competitive due to the convenience, cost, efficiency and uniqueness of service.

         1995 Compared to 1994
         ---------------------
         Net revenues for the year ended December 31, 1995 were $ 205,498 as compared to $920,118 for the period ended December 31, 1994, a decrease over the prior year of $ 714,620.

         Direct operating costs were $1,239,340 or 603% of net revenues for the year ended December 31, 1995 as compared to $1,119,764 or 122% of net revenues for the period ended December 31, 1994, an increase of $ 119,576. This increase was primarily due to additional payroll, physician staffing and the cost of equipment leases.

         Selling, general and administrative expenses were $1,003,141 or 488% of net revenues for the year ended December 31, 1995 as compared to $320,043 or 35% of net revenues for the period ended December 31, 1994, an increase of $ 683,098. The increase is primarily due to a full year of operations and the opening of the corporate offices in Albany, New York.

         The Company's financial condition at December 31, 1995 reflects a $210,236 decrease in its accounts receivable balance as compared to December 31, 1994. This decrease is due to the lack of revenue generated at the Slocum-Dixon Center and a significant decline in the number of patients at the Rome Center.

         Year Ending December 31, 1994
         -----------------------------
                  The Company operated two medical diagnostic service centers that it opened in 1993, and incurred a loss of $523,188 for the year ended December 31, 1994. The loss is primarily attributable to a substantial reduction in the usage of the Company's equipment due to fewer patients seeking diagnostic services at the Company's Centers.

Liquidity and Capital Resources -
- -------------------------------
         1995 Compared to 1994
         ---------------------
         During the year ended December 31, 1995, cash decreased minimally. By obtaining extended payment terms with vendors and increasing its accrued expenses, cash used in operating activities totaled $1,087,544. This compares to cash provided by operations of $126,031 during the year ended December 31, 1994; a difference of $1,213,575. Cash was also used for the acquisition and construction of the Company's new facility in Greenville, New York which amounted to a cash outflow of $498,182. Cash flows provided by financing activities were $1,568,427, and were provided primarily from the sale of common stock and the proceeds from a note payable.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 13

         1994 Compared to 1993
         ---------------------
         During the year ended December 31, 1994, cash increased minimally. By obtaining extended payment terms with vendors and increasing its accrued expenses, cash provided in operating activities totaled $126,031 an increase of $314,106 over the period ended December 31, 1993. Cash was primarily used for the acquisition and construction of the Company's new facility in Greenville, New York which amounted to a cash outflow of $236,298. Cash flows provided by financing activities were $110,415, and were provided primarily by loans from stockholders/directors of $135,963.

Recent Events
- -------------
         In April, 1996, the Company finalized its settlement of the General Electric litigation. The judgment against the Company was vacated in April, 1996. The settlement agreement calls for the Company to pay General Electric $700,000 over a two year period which sum the Company's president has personally guaranteed and placed a first mortgage to the benefit of General Electric on the Greenville facility. The Company has returned the GE 1.5 Vectra/Tesla MRI to General Electric and closed its Slocum Dixon Center.

         In 1995 the Company sold 400,000 shares of stock pursuant to warrants at a price of $3.00/share to an independent consulting firm. The Company received other capital through private placement and loans.

         Common stock subscriptions receivable for 1,500,000 shares were outstanding as of December 31, 1995 valued at average market price when issued aggregating $1,125,000. Such amounts exclude 2,050,000 shares that were outstanding as subscriptions receivable as of December 31, 1995, which were returned to the Company subsequent to that date.

         The Company has developed a plan to maximize revenues at the two existing Centers by contracting with a marketing consultant to increase patient referrals and by contracting with a world renowned physician, Dr. Kenneth Davis, to perform radiology services. In addition, the plan contemplates reduced operating costs through the consolidation of duplicative administrative functions and the streamlining of Company operations. The plan also anticipates having the new Greenville Center "on-line" and in full operation in 1996 and that additional centers will be developed as future opportunities arise. No assurance can be given that the Company will be successful in implementing such plan.


         The Company's plans to overcome its current financial difficulties are largely based upon its ability to raise capital through the private placement of equity with potential investors. The Company anticipates obtaining working capital to enable the Company to develop a network of revenue producing Centers. The network of revenue producing Centers may take longer that one year to establish. No assurance can be given that the Company will be successful in raising such capital, or in developing a network or any Centers, or that any of its Centers will be profitable.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached following Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 14

           FINANCIAL DISCLOSURE

         On June 28, 1993, the Company dismissed its principal accountant, Schiemann & Machen of Reno, Nevada. On November 30, 1993 Schiemann & Machen sold its assets and practice; by March 31, 1994 it had completed all work then in process thus completely discontinuing its audit and accounting services by March 31, 1994. The ability to recover in litigation against the former accountants may be limited as the firm had sold its assets and practice on November 30, 1993. Thus, the Company and/or the investors may be unable to recover against the Company's former accountants as they may not have any assets. The former accountant's reports on the Company's financial statements the year prior thereto did not contain an adverse opinion or a disclaimer of opinion, however, such report was qualified due to a going concern uncertainty, but not as to audit scope, or accounting principles. The decision to change accountants was approved by the Company's board of directors. During the Company's fiscal year ending December 31, 1993, and during the period from January 1, 1993 through and including June 28, 1993, there were no disagreements between the Company and the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the Company's fiscal year ending December 31, 1992, and during the period from January 1, 1993 through and including June 28, 1993, the former accountants did not advise the Company that: (a) internal controls necessary for the Company to develop reliable financial statements did not exist; (b) information had come to the former accountant's attention that led it to no longer be able to rely on management's representation or that made it unwilling to be associated with the financial statements prepared by management; (c) the former accountant needed to expand significantly the scope of its audit, or that information had come to the former accountant's attention that, if further investigated might have (I) materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report or (ii) caused it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to the dismissal of the former accountant, or for any other reason, the accountant did not so expand the scope of its audit or conduct such further investigation; or (d) information had come to the former accountant's attention that the former accountant has concluded materially impact the fairness or reliability of either (I) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report, and due to the dismissal of the former accountant, or for any other reason, the issue was not resolved to the former accountant's satisfaction prior to its dismissal.

         During 1993 the Company hired DiSanto Bertoline & Company, P.C., 628 Hebron Avenue, Glastonbury, Connecticut 06033 to be its principal accountant. Prior to hiring DiSanto Bertoline & Company, P.C., the Company had not consulted the newly engaged accountant regarding: (a) either the application of accounting principles to a modified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement with the former accountant or a reportable event. There have been no disagreements between the Company and its current accountants on any matter of accounting or financial disclosure.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 15

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

            (a)-(b)  The Executive officers and directors of the Company are:

                                        Position            Position
               Name            Age     Held Since         with Company
               ----            ---     ----------         ------------
         Andrew F. Capoccia     53        1993      President, Treasurer and
                                                    Director


         The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

         ANDREW F. CAPOCCIA, age 53, has been President, Chief Executive Officer and a director of the Company since its acquisition of Unicare Services Inc. in June, 1993, and in March, 1994 was elected Treasurer. Prior to joining the Company, Mr. Capoccia engaged in the private practice of law in Albany, New York from 1975 to 1992. Mr. Capoccia was the President of four law centers incorporated as professional corporations in Albany, Binghamton, Rochester and Syracuse, New York consisting of approximately forty employees. From 1990 through January, 1993 Mr. Capoccia was the Treasurer and a director of Magar Inc., a private investment firm which specializes in the commercial development of early-stage companies and provides management consulting services to companies in which it has invested. In 1988 he was a co-founder of Life Medical Sciences, Inc. a publicly traded bio-medical company. From 1986 to 1988, Mr. Capoccia was a co-founder and legal counsel of Marrow Tech, Inc., a publicly traded company engaged in research and development of tissue engineering technology; Marrow Tech changed its name to Advanced Tissues Sciences, Inc. in 1992. Mr. Capoccia holds the degrees of Bachelor of Arts in Psychology, Utica College of Syracuse University, 1968; Masters of Arts in Psychology, University of Akron, 1970; and a Juris Doctorate from Albany Law School, 1973. Mr. Capoccia retains his principal shareholdings in Magar Inc., Life Medical Sciences, and Advanced Tissues Sciences, Inc.

         (c)      Family Relationships between Directors and Officers - None.
                  ---------------------------------------------------


ITEM 10.          EXECUTIVE COMPENSATION AND TRANSACTIONS

         (a) SUMMARY OF COMPENSATION. The following table sets forth on an accrual basis for the years ended December 31, 1995, 1994, and 1993 the remuneration of each of the Company's officers whose remuneration exceeded $60,000 and for all officers of the Company as a group.

================================================================================

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 16

                                        SUMMARY COMPENSATION TABLE

                                                             Long Term Compensation
                                           Annual     ----------------------------------
                                         Compensation       Awards        Payouts   Other
                              -----------------------------------------------------------
                                                                                  Company
                                              Other Restricted                    Contri-
                      Fiscal  Annual         Compen-    Stock              LTIP bution to
    Name/Position      Year   Salary   Bonus  sation   Awards   Options   Payouts   401(k)
- ------------------------------------------------------------------------------------------
Andrew F. Capoccia     1995  $24,000     $0      $0       N/A       N/A       N/A      N/A
President              1994  $24,000     $0      $0       N/A       N/A       N/A      N/A
Treasurer, Director    1993  $ 3,000     $0      $0       N/A       N/A       N/A      N/A

(1)      N/A expresses that such form of compensation is "Not Available" at this time.



         (b) REMUNERATION. For the fiscal year ending December 31, 1995, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately zero ($0.00) dollars to all officers as a group (one person) of which Mr. Capoccia will not be paid any monies. The Company entered into an employment contract with Mr. Capoccia effective January 1, 1996.

         (c) STOCK OPTION PLANS. No stock option or incentive plans have been put into effect. The Board anticipates proposing a stock incentive plan at the next shareholders' meeting.

         (D) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES. -- Not applicable.

         (e) LTIP. -- Not applicable.

         (f) DIRECTORS' FEES. During the fiscal year ended December 31, 1995, no directors' fees were paid in cash to the Company's director. It is anticipated that the director will not be paid any directors' fees in the fiscal year ending December 31, 1996.

                  At December 31, 1995, and at the date hereof, the Company had one (1) officer/director who presently devotes all of his business time to the operations of the Company.

         (g) OTHER PLANS AND EMPLOYMENT CONTRACTS. The Company entered into a five (5) year employment contract with the President wherein the President would be compensated at $175,000 the first year, the remaining years of the contract the compensation will be $350,000 per year unless sufficient funds are not readily available. The contract calls for a bonus of 5% of the net increase in current revenues over prior year revenues. The Company also granted an option to purchase 1 million shares at $.25 per share. As of May 31, 1996, the President has received no compensation from the Company. The Company does not have any other pension or similar plan. The Company currently does not have stock purchase, profit sharing, 401(k), thrift or similar plans. However, it does intend to propose a number of stock incentive plans to compensate its officers and directors and any key employees for beneficial service to the Company; the director of the Company has expressed an intention to vote in favor of such plans.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 17

         (h)      REPORT ON REPRICING OF OPTIONS/SARS. -- Not applicable.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 1, 1996, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than five percent (5%) of such Common Stock, by each director and by all officers and directors of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for purposes of computing the percentage ownership of a particular individual, all shares of the Company's Common Stock outstanding as of such date and all such shares issuable to such individual in the event of exercise of his outstanding options.

Name and Address                   Amount and Nature                Percent of
of Beneficial Owner                of Beneficial Ownership          Class Owned
- -------------------                -----------------------          -----------
Directors and Officers

Andrew F. Capoccia(1)                 1,620,000shs (2)                14%

All Officers and                      1,620,000 shs (2)               14%
Directors as a group


- ----------------------------

         (1) The address of all directors listed in this table is c/o the Company, 80 Wolf Road, Suite 503, Albany, New York 12205. All of the stock indicated as owned is owned beneficially and solely by the individual named without any shared investment or voting power.

         (2) Includes 600,000 (5%) held by the wife of Mr. Capoccia in her own account.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) and (b) TRANSACTIONS WITH MANAGEMENT AND OTHERS AND CERTAIN BUSINESS RELATIONSHIPS -- During the fiscal year ended December 31, 1995, the Company engaged in a number of transaction(s) with certain officers, directors, beneficial holders of more than five percent (5%) of its outstanding voting securities and entities with which they were affiliated. The following are the various affiliations and transactions. One former director of the Company is currently engaged in businesses competitive to the business of the Company. The Company's transactions with these individuals and entities in the last two (2) fiscal years just ended are described below.

         With Nancy B. Inserra
         ---------------------
         Advances from the Company to the spouse of Mrs. Inserra were made in the amount of thirty-six thousand dollars ($36,000) during fiscal year 1993. Such demand advances bear interest at the rate of 8% and are payable on demand. No interest payments have been made as the obligation is a demand obligation; and no demand for payment has yet been made. The Company has no immediate plans to demand repayment.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 18

         The Company's vice president advanced fifty thousand dollars ($50,000) to the Company as a working capital loan during the year ended December 31, 1994. The Company repaid $15,000 of these advances during the year ended December 31, 1995. Such demand advances bear interest at the rate of 8% and are payable within thirty (30) days of demand.

         During 1994, the spouse of Mrs. Inserra was engaged as a management and start-up operations consultant to the Company for four months at a rate of $6,000 per month. Through December 31, 1994 an aggregate of $24,000 in consulting fees were paid. Management believes that the services were offered at a rate comparable to that which could have been secured through an independent third party. The Company does not anticipate incurring any further consulting obligations to such consultant in 1994 or in the foreseeable future.

Mrs. Inserra resigned from her positions as Vice President and Secretary and a Director of the Company on September 15, 1995.

         With Jeffrey F. DeSantis and Medical Equipment Development, Inc.
         ----------------------------------------------------------------
         Mr. DeSantis, a director and principal shareholder of the Company, is also the sole shareholder and the President of Medical Equipment Development, Inc. ("MED"), and is presently engaged in other business activities relating to the medical field; thus the opportunity for actual conflicts of interest exists. The Company had substantial financial obligations to MED as it had leased Equipment from MED, and had entered into contracts and issued promissory notes to MED to reflect its agreement to repay MED.

         The Company contracted with Medical Equipment Development, Inc. ("MED"), an entity related through common ownership for the medical diagnostic equipment installed at the Rome and the Slocum-Dixon Centers under the terms of two separate operating leases. The initial terms of both leases are five years, expiring in 1998, and renewable annually thereafter, which MED had retained the option to purchase at the end of each lease. Other terms and conditions of each lease provide for monthly lease payments, maintenance service and warranty coverage. Due to MED's relationship with various original diagnostic equipment manufacturers, MED contracted with the original manufacturers for the use of the equipment.

         As of April 1, 1994 MED terminated its marketing fee which the Company had owed to MED with respect to the equipment leases for the Company's Rome and Slocum-Dixon Centers; as of May 24, 1994 MED assigned all of its rights and obligations under the two Equipment contracts with GE to the Company, including the $160,000 note payable to GE ("GE Note") issued to finance the leasehold improvements at the Rome Center. Thus, the Company is currently primarily and solely responsible under the two equipment contracts to only GE. MED has no rights, responsibilities and/or privileges with respect to the two equipment contracts. Further, the Company is the substituted obligor on the $160,000 note payable to GE (the "GE Note") for the improvements at the Rome Center; the corresponding note payable by the Company to MED has been canceled. As of April 1, 1994 MED agreed that it would no longer act as an intermediary between the Company and the original equipment manufacturers for the lease of any equipment or for any other purpose. The Company will continue to account for its equipment lease as operating lease as there has been no change in the terms or conditions of the lease as a result of the assignment.

( See Item 3.)

         Mr. DeSantis advanced twenty-five thousand dollars ($25,000) to the Company in fiscal year ended December 31, 1995 bearing interest at the rate of 8% and is payable within thirty (30) days of demand.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 19


Mr. DeSantis resigned from his position as a Director of the Company on August 24, 1995.

With Andrew F. Capoccia
- -----------------------
         The Company's president advanced sixty thousand nine hundred sixty-three dollars ($60,963) net of repayments to the Company as a working capital loan during the year ended December 31, 1994. Such demand advances bear interest at the rate of 8% and are payable within thirty (30) days of demand.

         In 1995, the Company's president advanced an additional twenty-five thousand dollars ($25,000), net of repayments, to the Company as a working capital loan bearing interest at the rate of 8% and payable within thirty (30) days of demand.

         The Company president's wife received amounts in excess of $100,000 in 1995. Such amounts include reimbursements for furniture and furnishings for the corporate office and Greenville Facility. Invoices supporting the amounts have been submitted. The Company did not secure competitive bids as the Company's president believes the price charged was well below market prices.

                  (c) INDEBTEDNESS OF MANAGEMENT - At fiscal year end December 31, 1995, no member of management was indebted to the Company in excess of $60,000.

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB
                                     Page 20

                                     PART IV

ITEM 13.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  (a)  Financial Statements
                       --------------------
Report  of  Independent  Auditors  on  Consolidated   Financial  Statements  and
Financial Statement Schedules for the Years Ended December 31, 1995 and 1994.

Consolidated Balance Sheets - December 31, 1995 and December 31, 1994.

Consolidated Statements of Operations - For The Years Ended December 31, 1995 and December 31, 1994.

Consolidated Statements of Changes in Stockholders' Deficiency - For The Years Ended December 31, 1995 and December 31, 1994.

Consolidated Statements of Cash Flows - For The Years Ended December 31, 1995 and December 31, 1994.

Notes to Consolidated Financial Statements December 31, 1995 and December 31, 1994.

                  (b)  Reports on Form 8-K
                       -------------------
         The Company has not filed any reports on Form 8-K with respect to or during the year ended December 31, 1995.

                  (c)  Exhibits
                       --------

         (21) Subsidiaries - The following table indicates the wholly owned subsidiaries of Imagex Services, Inc. and their respective states and years of incorporation.

         Name                State of Incorporation       Year of Incorporation
- -------------------------------------------------------------------------------
Unicare Services Inc.              New York                           1993

Rome Magnetic Associates, Inc.     New York                           1993

         (27)     Financial Data Schedule (Electronic filing only)

Incorporated by Reference to:

(a) Exhibit 3.1 and 3.2 to Registration Statement on Form SB-2(File No.33-82180)
(b) Exhibit 3.3 to Registration Statement on Form SB-2 (File No. 33-82180)
(c) Exhibit 4.1 to Registration Statement on Form SB-2 (File No. 33-82180)

                              Imagex Services, Inc.
                          Annual Report on Form 10-KSB




                                   SIGNATURES



         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Albany, and State of New York.

                                              IMAGEX SERVICES, INC.
                                              (A Nevada corporation)


June 4, 1996                                   BY:/s/Andrew F. Capoccia
                                               ----------------------------
                                               Andrew F. Capoccia, President

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities on the dates indicated.


Signatures                      Title                          Date
- ----------                      -----                          -----

/s/Andrew F. Capoccia
- ----------------------          President, Treasurer
Andrew F. Capoccia              & Sole Director                June 4, 1996
                                Principal Executive, Financial
                                and Accounting Officer

================================================================================

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994






                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Imagex Services, Inc.

We have audited the consolidated balance sheets of Imagex Services, Inc. and subsidiaries (Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagex Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,045,125 and $523,188 for the years ended December 31, 1995 and 1994, respectively, had a stockholders' deficiency of $899,916 as of December 31, 1995 and it is our understanding that losses are continuing subsequent to December 31, 1995.
Further, the Company is in arrears on certain trade payables and notes outstanding as of December 31, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to successfully implement elements of its business plan including the achievement of profitable future operations and obtaining adequate working capital to be able to meet its financial obligations when due, as described more fully in Note 16, and thereby permit the realization of assets and liquidation of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/DiSanto Bertoline & Company, P.C.

Glastonbury, Connecticut
May 17, 1996

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                         1995            1994
                                                                  ------------    ------------
CASH                                                              $      3,061    $     20,360

ACCOUNTS RECEIVABLE, less allowance for doubtful accounts of
   $32,000 and $147,500 for 1995 and 1994, respectively                 31,689         241,925

PREPAID EXPENSES AND OTHER ASSETS                                       84,266         178,185

DEFERRED OFFERING COSTS                                                   --            87,624

DUE FROM RELATED PARTY                                                  39,458          39,458

CONSTRUCTION IN PROGRESS                                               225,818         226,300

PROPERTY AND EQUIPMENT, net                                            614,695         206,943
                                                                  ------------    ------------
             Total assets                                         $    998,987    $  1,000,795
                                                                  ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCOUNTS PAYABLE (Note 14)                                        $  1,062,143    $    668,060

ACCRUED EXPENSES PAYABLE                                                65,093          83,339

NOTES PAYABLE                                                          602,527         148,991

DUE TO STOCKHOLDERS/DIRECTORS                                          145,963         135,963

OBLIGATIONS UNDER CAPITAL LEASE                                         23,177          17,772
                                                                  ------------    ------------
             Total liabilities                                       1,898,903       1,054,125
                                                                  ------------    ------------

STOCKHOLDERS' DEFICIENCY
       Common stock, par value $.001 per share, authorized
         25,000,000 shares, issued and outstanding 11,649,468
         shares and 9,649,468 shares in 1995 and 1994,
         respectively                                                   11,649           9,649
       Additional paid-in-capital                                    2,706,418         384,879
       Deficit                                                      (2,492,983)       (447,858)
       Subscriptions receivable                                     (1,125,000)           --
                                                                  ------------    ------------
             Total stockholders' deficiency                           (899,916)        (53,330)
                                                                  ------------    ------------
             Total liabilities and stockholders' deficiency       $    998,987    $  1,000,795
                                                                  ============    ============

    The accompanying notes are an integral part of these consolidated financial statements.


                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                           1995            1994
                                                   ------------    ------------

NET REVENUES                                       $    205,498    $    920,118

EXPENSES
       Direct operating                               1,239,340       1,119,764
       Selling, general, and administrative           1,003,141         320,043
       Interest                                           8,142          24,499
                                                   ------------    ------------
                                                      2,250,623       1,464,306
                                                   ------------    ------------

             Loss before income taxes                (2,045,125)       (544,188)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                  --           (21,000)
                                                   ------------    ------------

             Net loss                              $ (2,045,125)   $   (523,188)
                                                   ============    ============

NET LOSS PER SHARE                                 $      (0.20)   $      (0.05)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                    10,103,020       9,753,965
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.



                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                            STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                              Common stock
                                      ----------------------------- Additional                                         Total
                                        Number of                     Paid-in       Subscriptions                   Stockholders'
                                          Shares         Amount       Capital        Receivable       Deficit        Deficiency
                                      ---------------  ----------- --------------  --------------- ---------------  -------------
Balance, January 1, 1994                    9,590,002   $     9,590   $   257,006   $    (3,400)   $    75,330    $   338,526

Issuance of common stock pursuant to
  exercise of warrants                         10,000            10         4,990          --             --            5,000

Payment of subscription receivable               --            --            --           3,400           --            3,400

Contribution of capital                          --            --          24,000          --             --           24,000

Issuance of common stock                       49,466            49        98,883          --             --           98,932

Net loss                                         --            --            --            --         (523,188)      (523,188)
                                          -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1994                  9,649,468         9,649       384,879          --         (447,858)       (53,330)

Issuance of common stock pursuant to
  exercise of warrants net of  offering
  costs of $100,461                           400,000           400     1,099,139          --             --        1,099,539

Contribution of capital                          --            --          24,000          --             --           24,000

Issuance of common stock                    1,600,000         1,600     1,198,400    (1,125,000)        75,000

Net loss                                         --            --            --            --       (2,045,125)    (2,045,125)
                                          -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1995                 11,649,468   $    11,649   $ 2,706,418   $(1,125,000)   $(2,492,983)   $  (899,916)
                                          ===========   ===========   ===========   ===========    ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.



                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                               1995                1994
                                                                          ----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                $ (2,045,125)         $(523,188)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
        Depreciation and amortization expense                                      90,965             47,052
        Legal expense pursuant to stock issuance                                   75,000             48,932
        Compensation expense contributed to capital                                24,000             24,000
        Changes in operating assets and liabilities:
             Increase in accounts payable                                         394,083            586,814
             Decrease in accounts receivable                                      210,236             70,018
             Decrease (increase) in prepaid expenses and other assets              93,919           (125,189)
             Decrease (increase) in deferred offering costs                        87,624            (37,624)
             Decrease (increase) in due from related party                               -            (3,458)
             (Decrease) increase in accrued expenses payable                      (18,246)            38,674
                                                                          ----------------     --------------
                  Net cash provided by (used in) operating activities          (1,087,544)           126,031
                                                                          ----------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for land purchase                                                    (94,000)                 -
     Construction in progress outlays                                            (119,428)          (226,300)
     Acquisition of property and equipment                                       (284,754)            (9,998)
                                                                          ----------------     --------------
                  Net cash used in investing activities                          (498,182)          (236,298)
                                                                          ----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock, net of offering costs                  1,099,539              5,000
     Proceeds from notes payable                                                  500,000                  -
     Increase in due to stockholders/directors                                     10,000            135,963
     Receipt of subscriptions receivable                                                -              3,400
     Repayment of notes payable and obligations under capital lease               (41,112)           (33,948)
                                                                          ----------------     --------------
                  Net cash provided by financing activities                     1,568,427            110,415
                                                                          ----------------     --------------

NET INCREASE (DECREASE) IN CASH                                                   (17,299)               148

CASH, beginning of year                                                            20,360             20,212
                                                                          ----------------     --------------

CASH, end of year                                                          $        3,061         $   20,360
                                                                          ================     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for:
        Interest                                                           $        7,174         $   21,838
        Income taxes                                                                1,774                 -

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Acquisition of equipment through obligations under capital lease                    -            16,670
     Issuance of stock in exchange for legal fees                                  75,000             98,932
     Officer's salary contributed as capital                                       24,000             24,000

              The accompanying notes are an integral part of these consolidated financial statements.


                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         Imagex Services, Inc. and subsidiaries ("the Company") devotes its resources to developing, operating and administering the use of magnetic resonance imaging ("MRI") equipment in medical diagnostic centers which provide medical diagnostic services to health maintenance organizations, preferred provider organizations, trade unions, clinics and other health care providers. These services are provided in order to minimize health care costs payable by the Company's customers. The Company currently operates centers in Rome and Greenville, New York.

         BASIS OF PRESENTATION/CONSOLIDATION

         The consolidated financial statements include the accounts of Imagex Services, Inc., formerly Balloonies, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Unicare Services, Inc., ("Unicare") and Rome Magnetic Associates, Inc. ("Rome"), each a New York corporation. Unicare was incorporated on April 16, 1993 and was acquired by the Company on June 28, 1993 through an exchange of shares accounted for by recording at historical cost the assets and liabilities of Unicare. Rome was acquired by the Company on April 6, 1994 for nominal consideration (see Note 3). All material intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the useful lives of the related assets, or, in the case of leasehold improvements and leased property under capital lease, over the remaining term of the related lease or useful life of the related asset, whichever is shorter. Expenditures which substantially increase the useful lives of the related assets are capitalized. Maintenance, repairs and minor renewals on property and equipment are charged to operations as incurred. Maintenance expense related to magnetic resonance imaging equipment leased under operating leases (see Note 8) is charged to operations when incurred, to the extent not covered under warranty.

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         DEFERRED MAINTENANCE COSTS

         Certain monthly maintenance fees paid by the Company in connection with its lease contracts were deferred to the extent that such amounts related to the manufacturer's initial one year warranty period. Upon expiration of the warranty period, such deferred maintenance costs are amortized on a straight-line basis over the remaining 48 month term of the lease contracts. During 1995, one of the Company's MRI machines was repossessed by the lessor (see Notes 10 and 14). The deferred maintenance costs associated with this machine were expensed in full during 1995. Deferred maintenance costs total $37,801 and $128,871 as of December 31, 1995 and 1994, respectively, and are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

         INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         NET LOSS PER COMMON SHARE

         Net loss per common share is computed using the weighted average number of shares outstanding. Weighted average number of shares outstanding includes common stock equivalents when they have a dilutive effect. There are no material differences between primary and fully diluted income per common share.

NOTE 2 - FINANCIAL INSTRUMENTS

         CREDIT RISK/REVENUE RECOGNITION

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and temporary cash investments with high quality credit institutions. At times such investments may be in excess of applicable federal insurance limits.

         Under the terms of agreements with its customers, the Company provides MRI equipment and derives revenue based on a fee schedule which gives consideration to the type and the quantity of examinations performed. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such allowances have been within management's expectations.

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 2 - FINANCIAL INSTRUMENTS (Continued)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value Of Financial Instruments, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

         The carrying amounts of the Company's financial instruments approximate their fair values as outlined below:

         * Cash, accounts receivables, trade payables, due to stockholder/ director, and capital leases - The carrying amounts approximate their fair value because of the short maturity of those instruments.

         * Notes payable - The carrying amount approximates fair value because the interest rate on the notes approximates the Company's estimated current borrowing rate.

         Management has determined that it is not practicable to estimate the fair value of amounts due from related party and due to stockholders/directors since these related party advances have no scheduled repayment terms and the availability of similar financing from unrelated lenders is uncertain.

         The Company's financial instruments are held for other than trading purposes.

NOTE 3 - ACQUISITION

         ROME MAGNETIC ASSOCIATES, INC.

         On April 6, 1994 the Company acquired for nominal consideration all of the issued and outstanding stock of Rome Magnetic Associates, Inc., an inactive entity. The acquisition has been accounted for using the purchase method and was consummated through the payment of $4,825 which did not exceed the fair value of the assets acquired. The operating results of this acquisition are included in the Company's consolidated statement of operations from the date of acquisition.

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994

NOTE 4 - PROPERTY AND EQUIPMENT

       A summary of property and equipment is as follows:
                                                                 1995         1994
                                                               -------      ------
          Land                                                $101,000         $ -
          Building                                             112,909           -
          Leasehold improvements                               282,538      174,579
          Office furniture and equipment                       206,989       41,518
          Vehicle                                               25,488       25,488
          Leased property under capital lease                   36,150       24,033
                                                               -------    ---------
                                                               765,074      265,618
          Less: accumulated depreciation and amortization      150,379       58,675
                                                              --------     --------
                                                              $614,695     $206,943
                                                              ========     ========

         Depreciation and amortization expense for the years ended December 31, 1995 and 1994 amounted to $90,965 and $47,052, respectively.

NOTE 5 - NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASE

         NOTES PAYABLE

         A summary of notes payable is as follows:
                                                                               1995              1994
                                                                               ------            -----
          Promissory note payable to a finance  company,  fixed rate of
           7.0%,  discounted at 13% effective  interest rates,  payable sixty  (60) days after  demand,  the holder of the note will waive all  accrued  interest  if repaid by August 30,  1996, unsecured. (Face value of the note is $500,000 less
           unamortized discount of $18,515).                                  481,485                -

          Term note  payable  to General  Electric,  (see Note 8) fixed rate of 10.5%,  monthly  principal and interest  payments of
           $3,409 through November, 1998,
           secured by leasehold improvements                                  110,933           134,065

          Term note payable to a finance  company,  fixed rate of 9.5%, monthly principal and interest payments of
           $502 through September, 1997, secured by vehicle                    10,109            14,926
                                                                              -------           -------

                                                                              602,527           148,991
          Less current portion                                                529,852                -
                                                                            ---------         ---------
                                                                             $ 72,675         $ 148,991
                                                                             ========         =========

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 5 - NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASE (Continued)

         Aggregate principal maturities of notes payable at fair value in subsequent years are as follows:

            Year ending December 31:
                1996                                               $ 548,367
                1997                                                  38,256
                1998                                                  34,419
                                                                   ---------
                                                                     621,042
                Less:  discount                                      (18,515)
                                                                   ---------
                                                                   $ 602,527
                                                                   =========
         OBLIGATIONS UNDER CAPITAL LEASE

         The following is an analysis of leased property under capital leases by major class:

                                                     1995              1994
                                                    ------            -----

             Office equipment                     $ 40,033          $ 24,033
             Less: accumulated amortization          7,456             3,054
                                                  --------          --------
                                                  $ 32,577          $ 20,979
                                                  ========          ========

         The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments at December 31, 1995.

             Year ending December 31:
               1996                                               $ 11,112
               1997                                                 11,112
               1998                                                  2,579
               1999                                                    430
                                                                      ----
               Total minimum lease payments                         25,233
               Less: amount representing interest                    2,056
                                                                    ------
               Present value of the net minimum lease payments      23,177
               Less: current portion                                 9,613
                                                                    ------
               Noncurrent portion                                 $ 13,564
                                                                  ========

         Amortization expense related to leased property under capital leases totaled $4,402 and $2,563 for the years ended December 31, 1995 and 1994, respectively, and is included in depreciation and amortization expense in the accompanying consolidated financial statements.

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994

NOTE 6 - STOCKHOLDERS' EQUITY

         WARRANTS

         On June 28, 1993, the Company issued warrants to purchase 400,000 shares of Company common stock at $.50 per share ("Class A warrants") and warrants to purchase an additional 400,000 shares of Company common stock at $3.00 per share ("Class B warrants"). The Class A warrants were to expire on October 28, 1993, but were extended to April 30, 1994 and as of December 31, 1994 all Class A warrants had been exercised. The Class B warrants were to expire on June 28, 1995 and all Class B warrants were exercised by that date.

         NONMONETARY TRANSACTIONS

         During 1994, the Company issued 49,466 shares of its $.001 par value common stock in exchange for legal services at a price of $2.00 per share which represented fair market value at the time the shares were issued based on reported bid prices available. Certain of these legal fees totaling $50,000 were capitalized as deferred offering costs and were charged against the gross proceeds of the offering related to the Class B Warrants during the year ended December 31, 1995. Additional offering costs of $50,461 were also charged against those proceeds during the year ended December 31, 1995.

         In 1995, the Company issued 100,000 shares of its common stock in exchange for legal services at a price of $.75 per share which represented the fair market value at the time the shares were issued based on reported bid prices available.

         An officer's salary amounting to $24,000 was contributed to additional paid-in-capital for each of the years ended December 31, 1995 and 1994.

NOTE 7 - INCOME TAXES

         The  provision  for  (benefit   from)  income  taxes  consists  of  the
         following:
                                                 1995              1994
                                               ----------      ----------
              Current
                Federal                        $     -        $  (25,800)
                State                                -             4,800
                                               ----------      ----------
                                                       -         (21,000)
              Deferred                                 -               -
                                               ----------      ----------
                                               $   -          $  (21,000)
                                               ==========      ==========

         The  significant  components  of  the  deferred  tax  provision  are as follows:
                                                 1995              1994
                                               ----------     ----------

              Net operating loss               $ (969,000)    $ (161,700)
              Property and equipment, net         (28,100)        (9,600)
              Allowance for doubtful accounts      46,100        (52,700)
              Valuation allowance                 951,000        224,000
                                                 --------       --------
                                               $       -      $       -
                                                 ========       ========

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 7 - INCOME TAXES (Continued)

         The components of the net deferred tax liability as of December 31, 1995 and 1994 were as follows:
                                                    1995             1994

           Allowance for doubtful accounts      $   (12,800)     $   (58,900)
           Net operating loss                    (1,130,700)        (161,700)
           Property and equipment, net              (31,500)          (3,400)
           Valuation allowance                    1,175,000          224,000
                                                 ----------       ----------
           Net deferred tax liability           $       -        $       -
                                                 ==========       ==========

         The Company has federal net operating loss carryforwards available to reduce taxable income of approximately $2,300,000 which will expire through 2009. Federal net operating loss carryforwards of Balloonies approximating $95,000 may not be utilized by the merged companies due to limitations on their use resulting from the change of ownership.

NOTE 8 - RELATED PARTY TRANSACTIONS

         EQUIPMENT CONTRACTS

         As of May 24, 1994 Medical Equipment Development, Inc. ("MED"), an entity related through common ownership, assigned all of its rights and obligations under two equipment contracts with General Electric ("GE") to the Company, including the $160,000 note payable to GE issued to finance the leasehold improvements at the Rome Center (see Note 5). As a result, the Company is primarily and solely responsible under the two equipment contracts to only GE. MED has no rights, responsibilities and/or privileges with respect to the two equipment contracts. The Company accounts for its equipment leases as operating leases as there was no change in the terms or conditions of the leases as a result of the assignment. Further, the Company is the substituted obligator on the $160,000 note payable to GE; the corresponding note payable by the Company to MED has been canceled. During 1995 one of the GE MRI machines was repossessed and the equipment contract was canceled (see Notes 10 and 14).

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

         EQUIPMENT CONTRACTS (Continued)

         The initial lease term of each contract is five years, expiring September, 1998, and renewable on a yearly basis thereafter. Rent expense and maintenance expense charged to operations under these lease agreements totaled $68,045 and $591,348 and $16,621 and $121,000, respectively for the years ended December 31, 1995 and 1994. The following is a schedule by years of future minimum lease payments, including maintenance charges, due under these agreements.

            Year ending December 31:
                1996                                 $  875,184
                1997                                    875,184
                1998                                    656,388
                                                     ----------
                                                     $2,406,756
                                                     ==========
         DUE FROM RELATED PARTY

         Amounts due from related party represent demand advances, including accrued interest at 8%, made to an individual related to one of the Company's officers/stockholders/directors.

         DUE TO STOCKHOLDERS/DIRECTORS

         Certain stockholders who are also directors of the Company have advanced funds to the Company. Such advances bear interest at 8% and have no scheduled repayment terms.

         OFFICE FURNITURE AND DESIGN SERVICES

         During 1995 the Company purchased office furniture and office design services from a related party. Total cost for the office furniture and design services amounted to $108,466.

NOTE 9 - COMMITMENTS

         OPERATING LEASES

         The Company is leasing one of its centers under the terms of a three year lease agreement which requires annual payments of $25,680 and expires July 31, 1996. Additionally, the Company is leasing its corporate offices under the terms of a three year lease agreement which requires annual payments of $43,425 and expires November 30, 1997. Rent expense under these leases for the years ended December 31, 1995 and 1994 totaled $69,105 and $29,299, respectively.

         The schedule of future minimum rental payments required under these operating leases in succeeding years is as follows:

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 9 - COMMITMENTS (Continued)

         OPERATING LEASES (Continued)

         Year ending December 31:
               1996                                       $58,405
               1997                                        39,806
                                                          -------
                                                          $98,211
                                                          =======
         LEASE AGREEMENT

         At one of its centers, the Company has contracted with a physician group to provide imaging services at a fixed rate per exam under a one year contract expiring October 19, 1996.

         CONSTRUCTION IN PROGRESS

         During 1995 the Company was committed to two contracts for the construction of a new diagnostic center in Greenville, New York. The first contract covered the construction of the main facility, and was completed during 1995. The second contract is for the construction of an addition to the facility. Total contract cost under the second contract is $67,548, with an outstanding balance of $30,396 at December 31, 1995. The Company has recorded construction in progress of $30,396 in connection with this project as of December 31, 1995.

NOTE 10- LITIGATION

         General Electric Company filed suit on March 17, 1995 against the Company in the Supreme Court of the State of New York. The suit alleged that the Company defaulted on its leases of MRI imaging machines and demanded payment in full of approximately $1.4 million. A Stipulation of Settlement of $1.4 million was reached on April 28, 1995. The Company is currently in monetary default under the terms of the Settlement and the Company's president has personally guaranteed the obligation. On September 13, 1995 General Electric Company obtained a monetary judgment in the amount of approximately $3.7 million and an order allowing it to repossess the two MRI machines the Company was leasing. The suit was settled subsequent to year end (see Note 14).

         The Company is involved in certain other legal proceedings and claims which have arisen in the ordinary course of its business. While the ultimate outcome of these legal proceedings cannot at this time be predicted with certainty, management intends to vigorously defend the claims. Management does not expect that these matters will have a material adverse effect of the consolidated financial position or consolidated results of operations of the Company.

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 11- OPENING OF CENTER

         The Company is in the process of constructing an imaging center in Greenville, New York featuring state-of-the-art diagnostic equipment (see Note 9). This center furthers the Company's philosophy of bringing state-of-the-art, high quality, reduced cost medical care to rural underserved areas. It is anticipated that construction will be completed in July 1996.

NOTE 12- CLOSING OF CENTER

         On June 26, 1995, the Company was notified that a physician group to whom the Company was providing imaging equipment was terminating their contract with the Company. As a result of this notice of termination, the Company closed its center in Utica, New York.

NOTE 13- STOCK-BASED COMPENSATION

         In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement. However, the Company expects to adopt the alternative which would provide for proforma disclosure in the footnotes to the consolidated financial statements.

NOTE 14- SUBSEQUENT EVENTS

         PROFESSIONAL SERVICES

         On January 1, 1996 the Company entered into a lease agreement to rent a building next to their Greenville, New York property.

         EMPLOYMENT AGREEMENT

         On January 1, 1996, the Company entered into a five year employment agreement, with its President, which expires December 31, 2001. After the initial term, the agreement is subject to an automatic annual renewal, unless a sixty day notice is given by the president or the Company not to renew the agreement. Under the agreement, the president is to receive a base annual salary of $175,000 for 1996 and $350,000 for the remainder of the term. The agreement also contains provisions for incentive compensation payments and stock options.

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 14- SUBSEQUENT EVENTS (Continued)

         EMPLOYMENT AGREEMENT (Continued)

         Under the incentive compensation plan, the president is to receive a bonus equal to five percent (5%) of the net increase in the Company's revenues over the prior year's revenues, for each year of employment. Under the stock option provisions, the President has been granted an option to purchase 1,000,000 unregistered shares of common stock for $.25 per share. The president may exercise this option at any time within ten (10) years (January 1, 2006).

         COMMITMENT

         On February 14, 1996, the Company entered into an agreement with Silk Road Health Care Corporation to form a new corporation in which Imagex will invest $1,470,000 to develop and initially fund ten women's diagnostic centers ($147,000 for each center) in North and South Carolina over the next three years.

         MECHANIC'S LIEN

         On February 20, 1996 the Company's general contractor for the Greenville, New York property filed and received a mechanic's lien against this property. The lien was filed due to the Company's slow payment of invoices to the General Contractor.

         MANAGEMENT CONSULTING AGREEMENT

         On March 11, 1996 the Company entered into a management consulting agreement with Blue Water Consulting, Inc. (Consultant). Under the agreement the Consultant was issued options to purchase 500,000 shares of common stock of the Company for consideration of cash plus services. Under the agreement the option price per share shall be equal to the average closing bid price of the Company's common stock for the last ten (10) trading days prior to exercise less a discount of sixty percent (60%) representing the value of services rendered. The options may be exercised in part or in whole and expire twenty-four (24) months following the date of issuance.

         MARKETING CONSULTING AGREEMENT

         On March 11, 1996 the Company entered into a marketing consulting agreement with Brad Street Marketing, Inc. (Consultant). Under the agreement the Consultant was issued options to purchase 500,000 shares of common stock of the Company, for consideration of cash plus services. Under the agreement the option price per share shall be equal to the average closing bid price of the common stock for the last ten
         (10) trading days prior to exercise less a discount of sixty percent (60%) representing the value of services rendered. The options may be exercised in part or in whole, and expire twenty-four (24) months following the date of issuance.

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994


NOTE 14- SUBSEQUENT EVENTS (Continued)

         GENERAL ELECTRIC SETTLEMENT AGREEMENT

         On April 19, 1996 the Court  vacated its  September 13, 1995 order (see
         Note 10) based on a March 29, 1996 "Settlement Agreement" between the Company and GE. Under the agreement, the Company was given a $700,000 credit for the repossessed equipment against the $1,400,000 judgment. The balance of $700,000 was converted from an accounts payable into a promissory note payable to General Electric, fixed rate of 10%, payable as follows: $10,000 per month through June, 1996; $110,000 in July, 1996; $15,000 per month August through December, 1996; $115,000 in January, 1997; $20,000 per month February through June, 1997; $120,000 in July, 1997; $25,000 per month August through November, 1997 and $117,221 December, 1997. The note is secured by equipment financed and a first mortgage lien on the Greenville real property as well as a personal guarantee by the Company's president.

NOTE 15- SUBSCRIPTIONS RECEIVABLE

         Common stock subscriptions receivable for 1,500,000 shares were outstanding as of December 31, 1995, valued at average market price when issued aggregating $1,125,000. Such amounts exclude 2,050,000 shares that were outstanding as subscriptions receivable as of December 31, 1995, which were returned to the Company subsequent to that date.

NOTE 16- GOING CONCERN

         The Company incurred losses of $2,045,125 and $523,188 for the years ended December 31, 1995 and 1994, respectively, has a stockholders' deficiency of $899,916 as of December 31, 1995 and it is our understanding that losses are continuing subsequent to year end. The deterioration in the Company's earnings during 1995 is primarily attributable to a substantial reduction in the usage of the Company's equipment due to fewer patients seeking diagnostic services at one of the Company's existing centers and the closing of another center, as well as delays in opening the Company's newest center in Greenville, New York. In addition, the Company is in arrears on certain trade payables and other obligations. As discussed in Note 10, the lessor has filed suit demanding payment and the Company is in monetary default under terms of the settlement, resulting in the lessor obtaining a monetary judgment of approximately $3.7 million and an order allowing it to repossess the equipment. As further discussed in Note 14, that suit was settled subsequent to December 31, 1995, at which time the aforementioned judgment was vacated. Such settlement included the refinancing of a portion of the obligation with the same lessor and the lessor's repossession of one of the Company's MRI imaging machines. Further, as discussed in Note 12, a physician group to whom the Company was providing imaging services has terminated its contract with the Company. The Company is also experiencing delays in the opening of the final phase of its newest center in Greenville, New York. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1995 AND 1994

NOTE 16- GOING CONCERN (Continued)

         In view of these matters, the Company has developed a business plan which included the subsequent completed renegotiations with General Electric, as well as working with potential investors to raise additional working capital. The plan also considers maximizing revenues at existing Company centers by contracting with a marketing consultant to increase patient referrals. In addition, the plan contemplates reduced operating costs through the consolidation of duplicative administrative functions and the streamlining of Company operations. The plan also anticipates that the new Greenville center is expected to be profitable during 1996 and that additional centers will be developed as future opportunities arise. The Company's ability to successfully implement the foregoing elements of its business plan, which may be necessary to permit the realization of assets and liquidation of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.