Form 10QSB
period 1996-03-31
IMAGEX SERVICES INC
filed 1996-06-07
CIK 927798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996  COMMISSION FILE NUMBER: 33-82180
                               --------------                          --------


                              IMAGEX SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                        93-0933399
           ------                                        ----------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

  80 WOLF ROAD, SUITE 503, ALBANY, NY          12205          518-438-3529
  -----------------------------------          -----          ------------
(Address of Principal Executive Offices)     (Zip Code)    (Telephone Number)



              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes [ X ]        No [   ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                  Class                       Outstanding at April 30, 1996
                  -----                       -----------------------------
      Common stock $.001 Par Value               12,969,468 Common Shares

                         IMAGEX SERVICES, INC. - 10-QSB


                                      INDEX


                                                                    Page Number
                                                                    -----------

  PART I            FINANCIAL INFORMATION

        Item 1.     Financial Statements

                    Consolidated Balance Sheet .......................    3

                    Consolidated Statement of Income
                       Three Months Ended ............................    4

                    Consolidated Statements of Income
                       Nine Months Ended .............................    5

                    Consolidated Statement of Cash Flows
                       for the Nine Months Ended  ....................    6

         Item 2.    Management's Discussion and Analysis .............    7


  PART II           OTHER INFORMATION

        Item 1.     Legal Proceedings ................................    9

        Item 2.     Changes in Securities ............................    9

        Item 3.     Defaults Upon Senior Securities ..................    9

        Item 4.     Submission of Matters to a Vote of Security Holders   9

        Item 5.     Other Information ................................    9

        Item 6.     Exhibits and Reports on Form 8-K .................   10


 SIGNATURE PAGE ......................................................   11

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                       MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                     MARCH 31,     DECEMBER 31,
                                                                       1996           1995
                                                                    -----------    -----------
                                                                   (Unaudited)      (Audited)
                                     ASSETS
CASH                                                                $     3,387    $     3,061
ACCOUNTS RECEIVABLE-NET                                                  13,475         31,689
PREPAID EXPENSES AND OTHER ASSETS                                        53,831         84,266
DUE FROM RELATED PARTY                                                   39,458         39,458
CONSTRUCTION IN PROGRESS                                                256,904        225,818
PROPERTY AND EQUIPMENT, NET                                             584,671        614,695
                                                                    ===========    ===========
      Total assets                                                  $   951,726    $   998,987
                                                                    ===========    ===========




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


ACCOUNTS PAYABLE                                                    $   919,218    $ 1,062,143
ACCRUED EXPENSES PAYABLE                                                220,769         65,093
NOTES PAYABLE                                                           591,375        602,527
DUE TO STOCKHOLDERS/DIRECTORS                                           135,963        145,963
OBLIGATIONS UNDER CAPITAL LEASE                                          15,581         23,177
                                                                    -----------    -----------
      Total liabilities                                               1,882,906      1,898,903

COMMITMENTS

STOCKHOLDERS'  EQUITY  (DEFICIENCY)
  Common stock, par value $.001 per share, authorized
  25,000,000 shares, issued and outstanding 12,719,468
  shares and 11,649,468 shares in 1996 and 1995, respectively            11,756         11,649
  Additional paid-in-capital                                          3,058,811      2,706,418
  Retained earning (deficit)                                         (2,876,747)    (2,492,983)
  Subscription receivable                                            (1,125,000)    (1,125,000)
                                                                    -----------    -----------
      Total stockholders' equity (deficiency)                          (931,180)      (899,916)
                                                                    -----------    -----------
      Total liabilities and stockholders' equity (deficiency)       $   951,726    $   998,987
                                                                    ===========    ===========


                      IMAGEX SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995




                                               Three Months        Three Months
                                                    Ended               Ended
                                                  March 31,           March 31,
                                                     1996                1995
                                                 ------------      ------------

Net Revenues                                     $     20,788      $     95,955

Costs and expenses:
  Direct operating                                    161,755           341,930
  Selling, general and administrative                 232,170           202,584
  Interest                                             10,629             2,772
                                                 ------------      ------------
    Total                                             404,554           547,286
                                                 ------------      ------------
Loss before income taxes                             (383,766)         (451,331)

Provision for income taxes                                  0               900
                                                 ------------      ------------

Net loss                                         $   (383,766)     $   (452,231)
                                                 ============      ============

Net Loss per share                               $      (0.03)            (0.04)
                                                 ============      ============

Weighted average number of shares                  12,719,468        10,116,828
                                                 ============      ============

                      IMAGEX SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


                                                                Three Months Three Months
                                                                    Ended       Ended
                                                                  March 31,    March 31,
                                                                    1996         1995
                                                                 ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                              $(383,766)   $(452,231)

Adjustments to reconcile net
  loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                   20,000       15,000
    Loss on disposal of vehicle                                      3,390            0
    Compensation expense contributed to capital                          0        6,000
  Changes in operating assets and liabilities:
    Decrease - accounts receivable                                  18,214       70,940
    Decrease - prepaid expenses and other assets                    30,435        6,377
    (Increase) - deferred offering costs                                 0      (12,837)
    Increase - accounts payable and accrued expenses                12,751       62,963
                                                                 ---------    ---------
Net cash used in operating activities                             (298,976)    (303,788)

Cash flows from investing activities:
  Acquisition of property and equipment                             (5,100)    (158,251)
  Proceeds from disposal of vehicle                                 11,736            0
  Capitalization of greenville start-up costs                            0      (74,392)
  Construction in progress outlays                                 (31,086)    (149,353)
                                                                 ---------    ---------
Net cash used in investing activities                              (24,450)    (381,996)

Cash flows from financing activities:
  Proceeds from the sale of common stock                           352,500      467,360
  Proceeds from shareholder loans                                               244,000
  Repayment of notes payable and obligations under
   capital lease                                                   (18,748)     (13,941)
  Repayments on shareholder loans                                  (10,000)           0
                                                                 ---------    ---------
Net cash provided by financing activities                          323,752      697,419

Net increase in cash                                                   326       11,635

Cash - beginning of period                                           3,061       20,360
                                                                 ---------    ---------

Cash - ending of period                                          $   3,387    $  31,995
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
 Cash paid during the year for:
    Interest                                                     $     807    $   2,772
    Income taxes                                                         0          900

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Contribution of capital in exchange for
   officer's salary                                              $       0    $   6,000

                     IMAGEX SERVICES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)




                                 Common Stock             Additonal                                        Total
                            -------------------------      Paid-in-     Subscription                    Shareholers'
                              Shares         Amount        capital       Receivable        Deficit     (Deficiency)
                            -------------  ----------  --------------  --------------  --------------  -------------
Balance, December 31, 1995    11,649,468      11,649   $   2,706,418   $  (1,125,000)     (2,492,983)      (899,916)

Issuance of common stock       1,070,000         107         352,393                                              0

Net loss                                                                                                          0

                             ------------  ----------  --------------  --------------  --------------  -------------
Balance March 31, 1996        12,719,468   $  11,756   $   3,058,811   $  (1,125,000)  $  (2,492,983)  $   (899,916)
                             ============  ==========  ==============  ==============  ==============  =============


                         IMAGEX SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations:
- ----------------------
         Three Months Ended March 31, 1996
         ---------------------------------
         The Company continues to operate medical diagnostics service centers. For the three months ended March 31, 1996, the Company incurred a loss of $383,766. This loss is primarily attributable to a lack of patients seeking diagnostics services and the payments of machines leases and the medical staff to operate them.

         Three Months Ending March 31, 1996 to March 31, 1995
         ----------------------------------------------------
         Net revenue for the three months ended March 31, 1996 were $20,788 as compared to $95,955 for the three month period ended March 31, 1995, a decrease of $75,167.

         Direct operating costs were $161,755 for the three month period ended March 31, 1996 as compared to $341,930 for the period March 31, 1995, a decrease of $180,175. This decrease was primarily due to reduction in equipment leases and payroll costs. The Company has settled the legal proceeding with General Electric (see item Part II, Item 1).

         Selling, general and administrative expenses were $232,170 for the three month period ended March 31, 1996 as compared to $202,584 for the period March 31, 1995, a increase of $29,586. This increase was primarily due to the accrued officers salary under the employment agreement.

         The Company financial condition at March 31, 1996 reflects a decrease in revenue generated and a decrease in expenses. This is primarily due to the lack of revenue generated in the centers. The Company's operation have been severely limited due to the judgement obtained by General Electric Company against the Company. This judgment has been vacated, see Part II, Item 1.

Liquidity and Capital Resources:
- -------------------------------
         March 31, 1996 compared to March 31, 1995
         -----------------------------------------
         During the three months ended March 31, 1996, cash has increased minimally. Cash used in operation was $298,976 as compared to $303,788 for the three months ended March 31, 1996 and 1995, respectively. Cash was also used for the acquisition of furniture and continued construction on the Greenville facility amounted to $36,186. The Company turned in a vehicle for the balance of the outstanding note of $11,736. The Company generated cash of $352,500 through the sale of common stock. The Company did repay $18,748 of its debt.

         On March 17, 1995 General Electric Company (General Electric) filed suit against the Company in the Supreme Court of the State of New York in the County of Nassau; Index no. 95-007721. The suit alleged the Company defaulted on its leases of MRI imaging machines and demanded payment in full, approximately $1.5 million. A Stipulated Settlement of $1.3 million was reached on April 28, 1995. The Company was in monetary default under the terms of the Settlement, which obligation the Company's president has personally guaranteed. In April, 1996, the Company finalized its settlement of the General Electric litigation. The judgment against the Company was vacated in April, 1996. The settlement agreement calls for the Company to pay General Electric $700,000 over a two year period which sum the Company's president has personally guaranteed and placed a first mortgage to the benefit of General Electric on the Greenville facility. The Company has returned the GE 1.5 Vectra/Tesla MRI to General Electric and closed its Slocum Dixon Center.

         The Company's plans to overcome its current financial difficulties are largely based upon its ability to raise capital through the private placement of equity securities with potential investors. Raising capital will enable the Company to continue its lease obligation for the 0.5 Tesla MRI unit and payment plan reached with the General Electric Company. Thereafter, the Company plans to develop its Greenville and Rome centers as well as other revenue producing centers. These centers may take longer than one year to establish and no assurance can be given the Company will be successful in raising such capital, or in developing additional centers, or that any of its centers will be profitable.

                              IMAGEX SERVICES, INC.

                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings known or threatened against the Company, except:

LITIGATION WITH - GENERAL ELECTRIC - On March 17, 1995 General Electric Company filed suit against the Company in the Supreme Court of the State of New York in the County of Nassau; Index no. 95-007721. The suit alleged the Company defaulted on its leases of MRI imaging machines and demanded payment in full, approximately $1.5 million. A Stipulated Settlement of $1.3 million was reached on April 28, 1995. The Company is currently in monetary default under the terms of the Settlement, which obligation the Company's president has personally guaranteed. On September 13, 1995 General Electric Company obtained a money judgment in the amount of $3,699,341.10 and an order allowing General Electric to repossess the leased 1.5 Vectra/Tesla MRI located at the Slocum-Dickson Center site and the leased 0.5 Tesla MRI located at the Rome Center site.

         The Company's operations have been severely limited due to the effect of a judgment obtained by General Electric Company against the Company. The Company and General Electric are currently negotiating a settlement of approximately $1.5 million to purchase the 1.5 Vectra/Tesla MRI unit; and shall continue to meet its monthly obligations under the lease for the 0.5 Tesla MRI unit located at Rome pursuant to the settlement. The Company is working with potential investors to raise sufficient capital to settle the General Electric matter and provide additional working capital. It cannot be assumed that the Company will be successful in raising such capital.

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

ITEM 2.  CHANGE IN SECURITIES.

         No class of registered securities of the Company have been materially modified, and no class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There have been no defaults of any terms of the Company's securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the stockholders for a vote in the fiscal quarter just ended.

ITEM 5.  OTHER INFORMATION.

         The Company does not have other information required to be reported in this Form 10-QSB or on a Form 8-K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit 27 - Financial data schedule (Electronic filing only)

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                              IMAGEX SERVICES, INC.

                                Quarterly Report

                                       on

                                   Form 10-QSB


                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            IMAGEX SERVICES, INC.



         Dated as of June 7, 1996

         Signed June 7, 1996                By /s/ Andrew F. Capoccia
                                               ----------------------
                                               Andrew F. Capoccia
                                               President